Form 10-K
period 2001-12-31
KEYCORP STUDENT LOAN TRUST 2000-B
filed 2002-03-29
CIK 1123350

                                                                    Page 1 of 20
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                      Commission File Number: 333-80109-03
                                              ------------

                        KEYCORP STUDENT LOAN TRUST 2000-B
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                          36-4381039
--------------------------------                --------------------------------
  STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION                        IDENTIFICATION NO.)

  C/O KEY BANK USA, NATIONAL ASSOCIATION, AS ADMINISTRATOR, 800 SUPERIOR AVE.,

 ATTN:  DEBRA FRONIUS, CLEVELAND, OHIO                             44114
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


Registrant's telephone number, including area code:  (216) 828-9353
                                                    ----------------------------

Securities Registered pursuant to Section 12(b) of the Act:          None
                                                             -------------------

Securities Registered pursuant to Section 12(g) of the Act:          None
                                                             -------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         The registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

         The registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

         No documents are incorporated by reference into this Form 10-K.
                             Exhibit Index on Page 7

      This Annual Report on Form 10-K is filed in reliance upon certain no action letters, including a letter dated May 9, 1997, issued by the Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission relating to the KeyCorp Student Loan Trust 1996-A, Registration No. 333-4274, stating that the Division will not object if the Registrant files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act in the manner described in a letter dated April 28, 1997, to the Office of Chief Counsel on behalf of Key Bank USA and said Trust. Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K.

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

            See Exhibit 99(a), a Certificate of Key Bank USA, National Association, as Master Servicer of the Registrant with respect to the activities of the Master Servicer during the fiscal year ended December 31, 2001.

            See Exhibits 99(b) and 99(f), a Certificate of Pennsylvania Higher Education Assistance Agency, as Subservicer of the Registrant with respect to the activities of the Subservicer during the calendar year ended December 31, 2001 and the Independent Accountant's Report of KPMG Peat Marwick with respect to the activities of PHEAA during the calendar year ended December 31, 2001.

            See Exhibits 99(c) and 99(g), a Certificate of Great Lakes Educational Loan Services, Inc. ("Great Lakes"), as Subservicer of the Registrant with respect to the activities of the Subservicer during the calendar year ended December 31, 2001, and the Independent Accountant's Report of Ernst and Young with respect to the activities of such Subservicer during the calendar year ended December 31, 2001.

            See Exhibits 99(d) and 99(h), a Certificate of Key Bank USA, National Association, as Administrator of the Registrant, and the Independent Auditor's Report of Ernst & Young with respect to the activities of the Administrator during the fiscal year ended December 31, 2001.

            See Exhibit 99(e), a Certificate of the Registrant, through Bank One, National Association, as Eligible Lender Trustee of the Registrant with respect to the activities of the Registrant as Issuer during the fiscal year ended December 31, 2001.

Item 3.     Legal Proceedings.

            The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

Item 4.     Submission of Matters to a Vote of Security Holders.

            No matters were submitted to Noteholders for a vote during the fiscal year covered by this Annual Report. Aside from the single class of $0 principal and 0% interest Certificates issued to the Depositor, which represents its residual interest in the Trust's assets, the Registrant did not issue any Certificates; it only issued Floating Rate Asset Backed Notes.

                                     PART II

Item 5.     Market for Registrant's Common Equity and related Stockholder
            Matters.

            Not applicable; Aside from the single class of $0 principal and 0% interest Certificates issued to the Depositor, which represents its residual interest in the Trust's assets, the Registrant did not issue any Certificates; it only issued Floating Rate Asset Backed Notes.

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

Item 11.    Executive Compensation.

            Omitted.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

            Not applicable; Aside from the single class of $0 principal and 0% interest Certificates issued to the Depositor, which represents its residual interest in the Trust's assets, the Registrant did not issue any Certificates; it only issued Floating Rate Asset Backed Notes.

Item 13.    Certain Relationships and Related Transactions.

            Not applicable; Aside from the single class of $0 principal and 0% interest Certificates issued to the Depositor, which represents its residual interest in the Trust's assets, the Registrant did not issue any Certificates; it only issued Floating Rate Asset Backed Notes.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

            (a)(1) Financial Statements
            Not Applicable.

            (a)(2) Financial Statement Schedules
            Not Applicable.

            (b) Reports on Form 8-K filed during the last quarter of 2001:
            8-K dated October 25, 2001 reporting under Item 5 thereof, the regular quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Notes and the distribution of the Noteholder's Statement.

            (c) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

                                                                    Page 5 of 20

       Exhibit Number          Description

            99(a)       Master Servicer's Compliance Certificate, Key Bank USA,
                        National Association.

            99(b)       Subservicer's Compliance Certificate from Pennsylvania
                        Higher Education Assistance Agency ("PHEAA").

            99(c)       Subservicer's Compliance Certificate from Great Lakes
                        Educational Loan Services, Inc. ("Great Lakes").

            99(d)       Administrator's Compliance Certificate.

            99(e)       Issuer's Compliance Certificate.

            99(f) Independent Accountant's Report of KPMG Peat Marwick regarding PHEAA.

            99(g)       Independent Auditor's Report of Ernst & Young regarding
                        Great Lakes.

            99(h)       Independent Auditor's Report of Ernst & Young.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date:  March 28, 2002

                                             KEYCORP STUDENT LOAN TRUST 2000-B

                                             BY: BANK ONE, NATIONAL ASSOCIATION,
                                             NOT IN ITS INDIVIDUAL CAPACITY BUT
                                             SOLELY AS ELIGIBLE LENDER TRUSTEE
                                             ON BEHALF OF THE TRUST

                                             By:     /S/ JEFFREY L. KINNEY
                                                --------------------------------

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

                                INDEX OF EXHIBITS


 EXHIBIT NUMBER                       DESCRIPTION                           PAGE
     99(a)              Master Servicer's Compliance Certificate              8
                                                                              -

     99(b)             Subservicer's Compliance Certificate PHEAA             9
                                                                              -

     99(c)          Subservicer's Compliance Certificate Great Lakes         10
                                                                             --

     99(d)               Administrator's Compliance Certificate              11
                                                                             --

     99(e)                  Issuer's Compliance Certificate                  12
                                                                             --

     99(f)            Independent Accountant's Report of KPMG Peat           13
                                                                             --
                                Marwick regarding PHEAA

     99(g)           Independent Auditor's Report of Ernst & Young           18
                                                                             --
                                 Regarding Great Lakes

     99(h)           Independent Auditor's Report of Ernst & Young           20
                                                                             --