Form 10-K
period 2003-12-31
KEYCORP STUDENT LOAN TRUST 2000-B
filed 2004-03-25
CIK 1123350

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to                  .
                              -----------   -----------------

                      Commission File Number: 333-80109-03

                        KEYCORP STUDENT LOAN TRUST 2000-B
         ---------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                       36-4381039
------------------------------------                 ---------------------------
    STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION                       IDENTIFICATION NO.)

  C/O KEY BANK USA, NATIONAL ASSOCIATION, AS ADMINISTRATOR, 800 SUPERIOR AVE.,
--------------------------------------------------------------------------------
 ATTN:  DEBRA FRONIUS, CLEVELAND, OHIO                            44114
------------------------------------------                   ----------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

Registrant's telephone number, including area code: (216) 828-9353

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

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

                                     PART I

Item 1.       Business.

              Omitted.

Item 2.       Properties.

              The property of the Registrant consists solely of student loans that are either (i) guaranteed as to the payment of principal and interest by the Pennsylvania Higher Education Assistance Agency ("PHEAA"), Nebraska Student Loan Program ("NSLP"), California Student Aid Commission ("CSAC"), United Student Aid Fund ("USAF"), New York State Higher Education Services Corporation ("NYHESC"), Educational Credit Management Corporation ("ECMC"),Michigan Higher Education Assistance Agency ("MHEAA"), Connecticut Student Loan Foundation ("CSLF"), or the Massachusetts Higher Education Assistance Corporation now doing business as American Student Assistance ("ASA"), and are reinsured by the United States Department of Education (the "Department") or (ii) guaranteed as to the payment of principal and interest by The Education Resources Institute, Inc. ("TERI") or HEMAR Insurance Corporation of America ("HICA"), each a private guarantor and are not reinsured by the Department or (iii) are non-guaranteed and not reinsured by the Department.

              See Exhibit 99(a), a Certificate of Key Bank USA, National Association, as Master Servicer of the Registrant with respect to the activities of the Master Servicer during the fiscal year ended December 31, 2003.

              See Exhibits 99(b) and 99(f), a Certificate of Pennsylvania Higher Education Assistance Agency, as Subservicer of the Registrant with respect to the activities of the Subservicer during the calendar year ended December 31, 2003 and the Independent Accountant's Report of KPMG LLP with respect to the activities of PHEAA during the calendar year ended December 31, 2003.

              See Exhibits 99(c) and 99(g), a Certificate of Great Lakes Educational Loan Services, Inc. ("Great Lakes"), as Subservicer of the Registrant with respect to the activities of the Subservicer during the calendar year ended December 31, 2003, and the Independent Accountant's Report of Ernst and Young with respect to the activities of such Subservicer during the calendar year ended December 31, 2003.

              See Exhibits 99(d) and 99(h), a Certificate of Key Bank USA, National Association, as Administrator of the Registrant, and the Independent Auditor's Report of Ernst & Young with respect to the activities of the Administrator during the fiscal year ended December 31, 2003.

              See Exhibit 99(e), a Certificate of the Registrant, through JPMorgan Chase Bank as successor in interest to Bank One, National Association, as Eligible Lender Trustee of the Registrant with respect to the activities of the Registrant as Issuer during the fiscal year ended December 31, 2003.

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

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           (a)(1) Financial Statements

                Not Applicable.

           (a)(2) Financial Statement Schedules

                Not Applicable.

           (b)  Reports on Form 8-K filed during the last quarter of 2003:

                8-K dated October 27, 2003 reporting under Item 5 thereof, the regular quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Notes and the distribution of the Noteholder's Statement.

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

EXHIBIT NUMBER                                   DESCRIPTION
    99(a)         Master Servicer's Compliance Certificate, Key Bank USA, National Association.

    99(b)         Subservicer's Compliance Certificate from Pennsylvania Higher Education Assistance
                  Agency ("PHEAA").

    99(c)         Subservicer's Compliance Certificate from Great Lakes Educational Loan Services,
                  Inc. ("Great Lakes").

    99(d)         Administrator's Compliance Certificate.

    99(e)         Issuer's Compliance Certificate.

    99(f)         Independent Accountant's Report of KPMG LLP regarding PHEAA.

    99(g)         Independent Auditor's Report of Ernst & Young regarding Great Lakes.

    99(h)         Independent Auditor's Report of Ernst & Young.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date:  March 19, 2004

                                    KEYCORP STUDENT LOAN TRUST 2000-B

                                    BY: KEY BANK USA, NATIONAL ASSOCIATION,
                                        AS ADMINISTRATOR, ON BEHALF OF THE TRUST

                                    By:         /s/ DARLENE H. DIMITRIJEVS
                                       -----------------------------------------

                                    Name:         Darlene H. Dimitrijevs

                                    Title:        Senior Vice President

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

In giving the certification above, I have reasonably relied on information provided to me by the following unaffiliated parties: Pennsylvania Higher Education Assistance Agency, Great Lakes Educational Loan Services, Inc., JPMorgan Chase Bank as successor in interest to Bank One National Association, as Eligible Lender Trustee, and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Indenture Trustee.

Date: February 19, 2004                       /S/ DARLENE H. DIMITRIJEVS
                                              --------------------------
                                              Darlene H. Dimitrijevs
                                              Senior Vice President
                                              Key Bank USA, National Association

                                INDEX OF EXHIBITS

EXHIBIT NUMBER                            DESCRIPTION                                PAGE

    99(a)                   Master Servicer's Compliance Certificate                   9

    99(b)                  Subservicer's Compliance Certificate PHEAA                 10

    99(c)               Subservicer's Compliance Certificate Great Lakes              11

    99(d)                    Administrator's Compliance Certificate                   12

    99(e)                       Issuer's Compliance Certificate                       13

    99(f)                 Independent Accountant's Report of KPMG LLP                 14
                                        regarding PHEAA

    99(g)                Independent Auditor's Report of Ernst & Young                20
                                     Regarding Great Lakes

    99(h)                Independent Auditor's Report of Ernst & Young                25